Form 10-K
Harborview 2006-3
filed 2007-03-30
CIK 1360074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                      Commission file number: 333-130961-05

                       HarborView Mortgage Loan Trust,
                                Series 2006-3
            (Exact name of issuing entity as specified in its Charter)

                       Greenwich Capital Acceptance, Inc.
               (Exact name of depositor as specified in its Charter)

                     Greenwich Capital Financial Products, Inc.
               (Exact name of sponsor as specified in its Charter)

                  Delaware                                06-1199884
        (State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization)              Identification Number)

          600 Steamboat Road
          Greenwich, Connecticut                         06830
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not applicable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated by reference under Additional Disclosure Items Pursuant to General Instruction J(2).

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Additional Items Required by General Instruction J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibits 33.1, 33.2 and 33.3

       Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Countrywide Financial Corporation, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.1

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits

      4 Pooling and Servicing Agreement dated as of April 1, 2006 among
        Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller and Deutsche Bank National Trust Company, as Trustee (incorporated herein by reference, from Exhibit
        4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).

      10 Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33.1 Servicer's, Countrywide Financial Corporation, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Custodian's, The Bank of New York, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Trustee's, Deutsche Bank National Trust Company, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's, Countrywide Financial Corporation, Annual
           Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.2 Custodian's, The Bank of New York, Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.3 Trustee's, Deutsche Bank National Trust Company, Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Servicer's, Countrywide Financial Corporation, Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.


                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Greenwich Capital Acceptance, Inc.

                                      By:  /s/ Robert McGinnis
                                           Robert McGinnis
                                           President

     Date: March 30, 2007

     EXHIBIT INDEX

     Exhibit Document

      4 Pooling and Servicing Agreement dated as of April 1, 2006 among
        Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller and Deutsche Bank National Trust Company, as Trustee (incorporated herein by reference, from Exhibit
        4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).

      10 Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33.1 Servicer's, Countrywide Financial Corporation, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Custodian's, The Bank of New York, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Trustee's, Deutsche Bank National Trust Company, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's, Countrywide Financial Corporation, Annual
           Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.2 Custodian's, The Bank of New York, Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.3 Trustee's, Deutsche Bank National Trust Company, Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Servicer's, Countrywide Financial Corporation, Annual Statement of Compliance for Year End December 31, 2006.